Form 10KSB
period 2000-12-31
VCM TECHNOLOGY LTD
filed 2001-02-05
CIK 1105691

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

             [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

        [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended: December 31, 2000

                      Commission file number 000-29419

                           VCM TECHNOLOGY LIMITED
           (Exact name of registrant as specified in its charter)

Nevada                                            88-0448325
---------------------------------                --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1850 E. Flamingo Rd., #111
Las Vegas, NV                                     89119
---------------------------------------           ----------------
(Address of principal executive offices)          (zip code)

                Issuer's Telephone Number:    (702) 866-5839

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                        Common Stock, $.001 par value
                              (Title if Class)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No

     Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.  [     ]

     The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2000, was 5,000,000 shares, held by approximately 1 stockholder.

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

    VCM TECHNOLOGY LIMITED. was incorporated as Vegas Valley X-Ray on June 19, 1979 in the State of Nevada. The corporation was initially formed to facilitate in the acquisition, application and maintenance of X-Ray equipment for a private practice medical office, however prior o the corporate entity being utilized, a decision was made no to proceed and the corporate entity was not utilized. On January 18, 2000 the Company changed its name to VCM Technology Limited. VCM Technology's current business includes any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. VCM Technology Limited has not engaged in any commercial operations. VCM Technology Limited does not have active business operations, and at this time we are considered a "Blank Check" company.

     We registered our common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. We intend to file with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

     We will attempt to locate and negotiate with a business entity for the merger of that target business into the Company. In certain instances, a target business may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

     Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity;
(6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

     A business entity, if any, which may be interested in a business combination with us may include (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee

Stock Option Plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

     Management is actively engaged in seeking a qualified company as a candidate for a business combination. We are authorized to enter into a definitive agreement with a wide variety of businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which company, if any, we will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     Our management, which in all likelihood will not be experienced in matters relating to the business of a target business, will rely upon its own efforts in accomplishing our business purposes. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligation.

     The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional
business   analyst.    In   analyzing  prospective  business   opportunities,
management may consider such matters as:
*    the available technical, financial and managerial resources;
* working capital and other financial requirements; history of operations, if any;
*    prospects for the future;
*    nature of present and expected competition;
* the quality and experience of management services which may be available and the depth of that management;
*    the potential for further research, development, or exploration;
* specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
*    the potential for growth or expansion;
*    the potential for profit;
* the perceived public recognition or acceptance of products, services, or trades; name identification and;
*    other relevant factors.

     Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

     Following a business combination we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target business may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that the our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of the Company which target business stockholder would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholder will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholder at such time.

     No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

     As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to determine if we have subsequently filed a Form 8-K.

     We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, and providing liquidity for stockholder and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

ITEM 2.   DESCRIPTION OF PROPERTY

     We have no properties and at this time have no agreements to acquire any properties. We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3.   LEGAL PROCEEDINGS

     There is no litigation pending or threatened by or against us

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is currently no public market for our securities. We do not intend to trade our securities in the secondary market until completion of a business combination or acquisition. It is anticipated that following such occurrence we will cause our common stock to be listed or admitted to quotation on the NASD OTC Bulletin Board or, if we then meet the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange.

     The proposed business activities described herein classify us as a "blank check" company. The Securities and Exchange Commission and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein. Accordingly, our stockholder has agreed that he will not sell or otherwise transfer his shares of our common stock except in connection with or following completion of a merger or acquisition and we have no longer classified as a blank check company.

     There is currently one stockholder of our outstanding common stock.

     During the past three years, we have issued securities which were not registered as follows:

                                        NUMBER OF
DATE                      NAME            SHARES          CONSIDERATION
--------------------------------------------------------------------------
June 19, 1979        Debra Amigone        2,000              $10,000
January 31,2000      Debra Amigone      4,998,000     2,500:1 Forward Split
                     ----------------------------
                         Total          5,000,000

(1) Ms. Amigone is our sole director, controlling stockholder and president. Shares issued to Ms. Amigone were in return for services provided to us by Ms. Amigone, in lieu of cash. With respect to the stock issued to Ms. Amigone, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We were formed to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our original stockholder, we have not commenced any operational activities.

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

     Our audit reflects the fact that we have no current source of income. Further, that without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

     Our stockholder has agreed that they will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment unless the owners of the business which we acquire or merge with agree to repay all or a portion of such advances. There is no minimum or maximum amount such stockholder will advance to us. We will not borrow any funds for the purpose of repaying advances made by such stockholder, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director, stockholder or his affiliates or associates serve as officer or director or hold more than a 10% ownership interest.

ITEM 7.   FINANCIAL STATEMENTS

     See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-8 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.
PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our Director and Officer is as follows:

       Name                  Age    Positions and Offices Held
       Debra Amigone         48     President, Secretary, Director

     There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

     Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

     Debra K. Amigone acts as President, Secretary, Treasurer and Director for the Company. Ms. Amigone has served as an officer and director of the company since inception. Since May, 1997 to present she also serves as a Director and secretary of Securities Law Institute, a securities consulting firm. From 1995 to 1997 Ms. Amigone acted as legal assistant for Crowne Ventures, Inc., a public company. Ms. Amigone has over 20 years experience in business management and as a legal assistant. Ms. Amigone is an affiliate of the law firm of Sperry Young & Stoecklein.

CURRENT BLANK CHECK COMPANIES

     The SEC reporting blank check companies that Debra Amigone serves or has served as President and Director are listed in the following table:

                                                   Date
Incorporation Name          Form Type  File #    of Filing  Status (l)
Independent Asset
Management Corp(2)          10SB12G    000-29451  11 Feb 00    No

  (1) Under Merger Status "Merger" represents either a merger or an acquisition has occurred or the company ceased to be a blank check company by operating specific business a "No" represents that the company is currently seeking merger or acquisition candidate. More detailed information for each merger is disclosed in following paragraphs.

  (2) On the 60th day of the filing, each company becomes subject to the reporting requirements under the Securities Exchange Act of 1934, unless accelerated by the SEC, at the request of the company.

     Our officer and director expects to organize other companies of a similar nature and with a similar purpose as us. Consequently, there are potential inherent conflicts of interest in acting as our officer and director. Insofar as the officer and director is engaged in other business activities, management anticipates that he will devote only a minor amount of time to our affairs. We do not have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to our proposed business operations.

    A conflict may arise in the event that another blank check company with which management is affiliated is formed and actively seeks a target company. It is anticipated that target companies will be located for us and other blank check companies in chronological order of the date of formation of such blank check companies or, in the case of blank check companies formed on the same date, alphabetically. However, any blank check companies with which management is, or may be, affiliated may differ from us in certain items such as place of incorporation, number of shares and stockholder, working capital, types of authorized securities, or other items. It may be that a target company may be more suitable for or may prefer a certain blank check company formed after us. In such case, a business combination might be negotiated on behalf of the more suitable or preferred blank check company regardless of date of formation.

    The terms of business combination may include such terms as Ms. Amigone remaining a director or officer of the Company and/or the continuing securities work of the Company being handled by the consulting firm of which Ms. Amigone is a director. The terms of a business combination may provide for a payment by cash or otherwise to Ms. Amigone for the purchase or retirement of all or part of his common stock of the Company by a target company or for services rendered incident to or following a business combination. Ms. Amigone would directly benefit from such employment or payment. Such benefits may influence Ms. Amigone's choice of a target company.

    We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters of or to any of their associates or affiliates.

    We will not enter into a business combination, or acquire any assets of any kind for our securities, in which our management or any affiliates or associates have a greater than 10% interest, direct or indirect.

    There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by stockholder to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

ITEM 10.  EXECUTIVE COMPENSATION

     Our officer and director does not receive any compensation for his services rendered, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our officer and director anticipates receiving benefits as a beneficial stockholder and, possibly, in other ways.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2000, each person known by us to be the beneficial owner of five percent or more of our Common Stock and our director and officer. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                        Amount of
Name and Address                        Beneficial           Percent of
Of Beneficial Owner                     Ownership         Outstanding Stock
-------------------------------------------------------------------------
Debra Amigone                           5,000,000               100%
2620 S. Maryland Pkwy #195
Las Vegas, NV 89109

All Executive Officers and
Directors as a Group
(1 Person)                              5,000,000               100%

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 19, 1979, the company issued 2,000 shares of its no par value common stock for services of $ 10,000.

     On January 31, 2000, the Company forward split its common stock 2,500:1, thus increasing the number of outstanding common stock shares from 2,000 shares to 5,000,000 shares.

                            NUMBER OF                     TOTAL
NAME                         SHARES                   CONSIDERATION
-----------------------------------------------------------------------
Debra Amigone               5,000,000                    $10,000

     The Board of Directors has passed a resolution which contains a policy that we will not seek an acquisition or merger with any entity in which our officer, director or holder or their affiliates or associates serve as officer or director or hold more than a 10% ownership interest. Management is not aware of any circumstances under which this policy may be changed.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
3(i)* Amended and Restated Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 10, 2000, and incorporated herein by reference.
3(ii)* By-Laws  filed  as an exhibit to the Company's registration  statement on Form 10-SB filed on February 10, 2000, and incorporated herein by reference.
4.1* Article VI of Amended and Restated Articles of Incorporation filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 10, 2000, and incorporated herein by reference.
4.2* Article II and Article VIII, Sections 3 and 6 of By-Laws filed as an exhibit to the Company's registration statement on Form 10-SB filed on February 10, 2000, and incorporated herein by reference.
11** Statement of Per share earnings as shown in Note 2 number 2 on page F-7 of December 31, 2000 audit filed herewith.
23**   Consent of Accountants
_____
*    Previously filed
**   Filed herewith

(b) There were no reports on Form 8-K filed by the Company during the year ended December 31, 2000.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              VCM TECHNOLOGY LIMITED

                              By:_/s/ Debra Amigone________
                                   Debra Amigone, President

Dated:    February 5, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                     OFFICE              DATE

/s/ Debra Amigone
Debra Amigone            Director            February 5, 2001

                              TABLE OF CONTENTS


                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                             F-1

ASSETS                                                                   F-2

LIABILITIES AND STOCKHOLDERS' EQUITY                                     F-3

STATEMENT OF OPERATIONS                                                  F-4

STATEMENT OF STOCKHOLDERS' EQUITY                                        F-5

STATEMENT OF CASH FLOWS                                                  F-6

NOTES TO FINANCIAL STATEMENTS                                        F-7-F-8

                           BARRY L. FRIEDMAN, PC.
                         Certified Public Accountant

1582 TULITA DRIVE                                 OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123                           FAX NO. (702) 896-0278

                        INDEPENDENT AUDITORS' REPORT

Board Of Directors                                          January 2, 2001
VCM Technology Limited
Henderson, Nevada

     I have audited the accompanying Balance Sheets of VCM Technology Limited., (Formerly Vegas Valley X-Ray, LTD.), (A Development Stage Company), as of December 31, 2000, December 31, 1999, and December 31, 1998, and the related statements of operations, stockholders equity, and cash flows for the three years ended December 31, 2000, December 31, 1999, and December 31,
1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VCM Technology Limited., (Formerly Vegas Valley X-Ray, LTD.), (A Development Stage Company), as of December 31, 2000, December 31, 1999, and December 31, 1998, and the results of its operations, stockholders equity, and cash flows for the three years ended December 31, 2000, December 31, 1999, and December 31, 1998, in conformity with generally accepted accounting principles.
     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Barry L. Friedman
Barry L. Friedman
Certified Public Accountant

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)


                                BALANCE SHEET


                                   ASSETS

                                     December      December      December
                                     31, 2000      31, 1999      31, 1998
                                    -----------   ----------    ----------
CURRENT ASSETS
  Cash                                        $0           $0             $0
                                    ------------ ------------   ------------
     TOTAL CURRENT ASSETS                     $0           $0             $0
                                    ------------ ------------   ------------
OTHER ASSETS                                  $0           $0             $0
                                    ------------ ------------   ------------
     TOTAL OTHER ASSETS                       $0           $0             $0
                                    ------------ ------------   ------------
     TOTAL ASSETS                             $0           $0             $0
                                        ========      =======        =======


  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)


                                BALANCE SHEET


                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                              December  December  December
                                              31, 2000  31, 1999  31, 1998
                                             ---------- -------------------
CURRENT LIABILITIES
     Officers Advances (Note #6)                 $1,132       $0          $0
                                             ---------- --------- -----------
  TOTAL CURRENT LIABILITIES                      $1,132       $0          $0
                                             ---------- --------- -----------
STOCKHOLDERS' EQUITY (Note #1)

     Preferred Stock, $.001 par value
     Authorized 5,000,000 shares
     Issue and outstanding at
     December 31, 2000- None                         $0

     Common stock, no par
     Authorized 2,500 shares
     issued and outstanding at
     December 31, 1998- 2,000 shs                                    $10,000
     December 31, 1999- 2,000 shs                        $10,000

     Common stock, par value $.001
     Authorized 20,000,000 shares
     issued and outstanding at
     December 31, 2000 - 5,000,000 shs           $5,000

     Additional paid in Capital                   5,000        0           0

     Deficit accumulated during
     the development stage                     (11,132) (10,000)    (10,000)
                                              --------- --------  ----------
  TOTAL STOCKHOLDERS' EQUITY                   $(1,132)       $0          $0
                                             ---------- --------  ----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $0       $0          $0
                                               ========  =======    ========


  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)

                           STATEMENT OF OPERATIONS

                                                                   Jun. 19,
                                  Year        Year       Year        1979
                                 Ended       Ended      Ended    (inception)
                                Dec. 31,    Dec. 31,   Dec. 31,       to
                                  2000        1999       1998      December
                                                                     31,
                                                                     2000
                              -----------  ---------  ---------  -----------
INCOME
     Revenue                            $0         $0         $0           $0
                              ------------  ---------  ---------  -----------
EXPENSES
     General and
     Administrative                 $1,132         $0         $0     $,11,132
                              ------------  ---------  ---------   ----------
   Total Expenses                   $1,132         $0         $0     $,11,132
                               -----------  ---------  ---------   ----------
Net Loss                          $(1,132)         $0         $0    $(11,132)
                                  ========   ========  =========     ========
Net Profit
or Loss(-)
Per weighted
Share (Note #1)                   $(.0002)     $.0000     $.0000     $(.0023)
                                  ========   ========   ========     ========
Weighted average
Number of common
shares outstanding               5,000,000  5,000,000  5,000,000    5,000,000
                                  ========   ========   ========     ========


  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)

                      STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Additional     Accumu-
                               Common Stock          paid-in       lated
                            Shares     Amount        capital      Deficit
                         -----------   ---------   ----------   -----------
Balance
December 31, 1997               2,000     $10,000           $0     $(10,000)

Net loss year ended
December 31, 1998                   0           0            0             0
                        ------------- ----------- ------------ -------------
Balance,
December 31, 1998               2,000     $10,000           $0     $(10,000)

Net loss year ended
December 31, 1999                   0           0            0             0
                         ------------ ----------- ------------ -------------
Balance,
December 31, 1999               2,000     $10,000           $0     $(10,000)

January 18, 2000
Changed from no
Par value to $.001                        (9,998)        9,998

January 31, 2000
Forward stock split
2,500:1                     4,998,000       4,998      (4,998)

Net loss year ended,
December 31, 2000                   0           0            0       (1,132)
                        ------------- ----------- ------------- --------------
Balance,
December 31, 2000           5,000,000      $5,000       $5,000     $(11,132)
                             ========   =========    =========    ==========


  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)

                           STATEMENT OF CASH FLOWS

                                                                   Jun. 19,
                                Year        Year        Year         1979
                               Ended        Ended      Ended      (inception)
                              Dec. 31,    Dec. 31,    Dec. 31,        to
                                2000        1999        1998     December 31,
                                                                     2000
                              -------     --------   ---------    ----------
Cash Flows from
Operating Activities:
  Net Loss                      $(1,132)         $0           $0    $(11,132)
  Adjustment to
  reconcile net loss
  to net cash
  provided by operating
  Activities
  Stock issued
     for services                      0          0       10,000       10,000
  Changes in assets and
  Liabilities
     Increase in current
     Shareholder advances          1,132          0            0        1,132
                             ----------- ---------- ------------ ------------
Net cash used in
operating activities                  $0         $0           $0           $0

Cash Flows from
investing activities                   0          0            0            0

Cash Flows from
Financing Activities:                  0          0            0            0
                              ---------- ----------  -----------  -----------
Net increase(decrease)
in cash                               $0         $0           $0           $0

Cash, beginning of
Period                                 0          0            0            0
                              ---------- ----------- ------------  -----------
Cash, end of period                   $0         $0           $0           $0
                                ========   ========     ========     ========


  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS
         December 31, 2000, December 31, 1999, and December 31,1998

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized June 19,1979, under the laws of the State of Nevada, as Vegas Valley X-Ray, LTD. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On June 19, 1979, the company issued 2,000 shares of its no par value common stock for services of $ 10,000.

     On January 18, 2000, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 20,000,000 common shares. The par value was changed from no par value to $.001. The Company also added 5,000,000 shares of preferred stock with a par value of $.001.

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

                           VCM TECHNOLOGY LIMITED
                     (FORMERLY VEGAS VALLEY X-RAY, LTD.)
                        (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED
         December 31, 2000, December 31, 1999, and December 31, 1998

NOTE 4 - WARRANTS AND OPTIONS

     There are no warrants or options outstanding to acquire any additional shares of common or preferred stock of the Company.

NOTE 5 - RELATED PARTY TRANSACTION

     The Company neither owns or leases any real or personal property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6 - OFFICERS ADVANCES

     While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.