Form 10QSB
period 2001-06-30
VCM TECHNOLOGY LTD
filed 2001-08-15
CIK 1105691

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
                           20549
                                 FORM 10-QSB
          [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  June 30, 2001

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
Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding at June 30, 2001
Common Stock, par value $0.001                     6,454,060

                        ITEM 1.  FINANCIAL STATEMENTS

                           VCM TECHNOLOGY LIMITED
                        (A Development Stage Company)

                                BALANCE SHEET
                                June 30, 2001


                                   ASSETS
                                             (Unaudited)     December 31,
                                            June 30, 2001        2000
                                               ----------   -------------
CURRENT ASSETS                                 $         0  $           0
                                               ----------   -------------
     TOTAL CURRENT ASSETS                      $         0  $           0
                                               -----------  -------------
     TOTAL ASSETS                              $         0  $           0
                                               ===========  =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Officers Advances (Note #7)               $         0      $     1,132
                                               -----------      -----------
  TOTAL CURRENT LIABILITIES                    $         0      $     1,132
                                               -----------      -----------
STOCKHOLDERS' EQUITY (Note #3)

     Preferred stock, $.001 par value
     5,000,000 shares authorized,
     no shares issued or outstanding           $         0      $         0

     Common stock, par value $.001,
     20,000,000 shares authorized,
     6,454,060 and 5,000,000 shares issued
     and outstanding at June 30, 2001
     and December 31, 2000, respectively       $     6,454      $     5,000

     Additional paid in Capital                      5,000            5,000

     Deficit accumulated during
     the development stage                        (11,454)         (11,132)
                                               -----------      -----------
  TOTAL STOCKHOLDERS' EQUITY                   $         0      $   (1,132)
                                               -----------      -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $         0      $         0
                                               ===========      ===========
  The accompanying notes are an integral part of these financial statements

                             VCM TECHNOLOGY LIMITED
                        (A Development Stage Company)

                           STATEMENT OF OPERATIONS June 30, 2001
                                 (Unaudited)


                      Three      Three    Six Months Six Months   June 19,
                     Months      Months   Ended June Ended June     1979
                      Ended    Ended June  30, 2001   30, 2000  (Inception)
                    June 30,    30, 2000                        to June 30,
                      2001                                          2001
                    ---------  ---------  ---------  ---------  ----------
INCOME
 Revenue            $       0   $       0  $       0  $       0   $        0
                    ---------   ---------  ---------  ---------   ----------
EXPENSES
 General and
 Administrative     $      22   $   1,132  $     322  $   1,132   $   11,454
                    ---------   ---------  ---------  ---------   ----------
 Total Expenses     $      22   $   1,132  $     322  $   1,132   $   11,454
                    ---------   ---------  ---------  ---------   ----------
Net Loss            $    (22)   $ (1,132)  $   (322)  $ (1,132)   $ (11,454)

Net Profit
or Loss(-)
Per weighted
Share (Note #1)     $   (.00)   $   (.00)  $   (.00)  $   (.00)   $    (.00)
                    =========   =========  =========  =========   ==========
Weighted average
Number of common
shares outstanding  6,454,060   5,000,000  6,454,060  5,000,000    6,454,060
                    =========   =========  =========  =========   ==========





  The accompanying notes are an integral part of these financial statements

                           VCM TECHNOLOGY LIMITED
                        (A Development Stage Company)
                           STATEMENT OF CASH FLOWS June 30, 2001
                                 (Unaudited)

                       Three       Three   Six Months              June 19,
                      Months      Months   Ended June Six Months     1979
                       Ended    Ended June  30, 2001   Ended Jun (Inception)
                     June 30,    30, 2000              30, 2000  to June 30,
                       2001                                          2001
                     --------    --------   ---------  --------  -----------
Cash Flows from
Operating
Activities:
 Net Loss            $    (22)   $ (1,132)  $   (322)   $(1,132) $  (11,454)
 Stock issued for                                              0
services                     0           0          0                 10,000

                              Changes in assets
and
                                 Liabilities
 Officers advances           0       1,132    (1,432)      1,132       (300)
                     ---------   ---------  ---------   -------- -----------
Net cash used in
operating
activities                (22)           0    (1,754)          0     (1,754)

Cash Flows from
investing
activities                   0           0          0          0           0

Cash Flows from
Financing
Activities:
 Issuance of common
stock                       22           0      1,754          0       1,754
                     ---------   ---------  ---------   -------- -----------
Net
increase(decrease)
in cash                      0           0          0          0           0

Cash, beginning of           0           0          0          0           0
Period
                     ---------   ---------  ---------  --------- -----------
Cash, end of period  $       0   $       0  $       0   $      0 $         0
                     =========  ==========  =========  ========= ===========

Non-Cash
Transactions
 Interest Paid       $       0   $       0  $       0   $      0 $         0
                     =========   =========  =========   ======== ===========
 Taxes Paid          $       0   $       0  $       0   $      0 $         0
                     =========   =========  =========   ======== ===========
 Number of Shares
  issued for
services                     0   5,000,000          0  5,000,000   5,000,000
                     =========   =========  =========  ========= ===========






  The accompanying notes are an integral part of these financial statements

                     VCM TECHNOLOGY LIMITED
                        (A Development Stage Company)

                        NOTES TO FINANCIAL STATEMENTS June 30, 2001

NOTE 1 - History and organization of the Company
     The Company was organized June 19,1979, under the laws of the State of Nevada, as Vegas Valley X-Ray, LTD. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

     On January 18, 2000, the Company changed it's name from Vegas Valley X Ray, LTD. to VCM Technology Limited.

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

     On April 1, 2001 the Company issued an officer of the Company 22,060 shares of its $.001 par value common stock for cash of $22.06.

                           VCM TECHNOLOGY LIMITED
(A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS CONTINUED June 30, 2001

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

NOTE 8 - SUBSEQUENT EVENT
      On August 1, 2001 the Company commenced negotiations with Vital Living, Inc., a Nevada corporation to merge the Company into Vital Living, Inc. pursuant to a 12g3 merger. Although the parties have not, as of the date of this filing, executed a definitive agreement, the parties have negotiated the terms and conditions of an agreement that is currently under draft by counsel. It is understood, at this time, that the 12g3 merger, if all terms are agreed upon, would be completed during August of 2001. The effect of the 12g3 merger would be to provide Vital Living, Inc., the successor entity in the merger, with Exchange Act reporting status.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5.  OTHER INFORMATION
     On August 1, 2001 the Company commenced negotiations with Vital Living, Inc., a Nevada corporation to merge the Company into Vital Living, Inc. pursuant to a 12g3 merger. Although the parties have not, as of the date of this filing, executed a definitive agreement, the parties have negotiated the terms and conditions of an agreement that is currently under draft by counsel. It is understood, at this time, that the 12g3 merger, if all terms are agreed upon, would be completed during August of 2001. The effect of the 12g3 merger would be to provide Vital Living, Inc., the successor entity in the merger, with Exchange Act reporting status.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits
          See Exhibit Table on page E-1
                                 SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           VCM TECHNOLOGY LIMITED

                         By: /s/ Debra K. Amigone
                              Debra K. Amigone, President

August 14, 2001
Dated

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